Form 10-Q
period 1996-06-30
OIL RETRIEVAL SYSTEMS INC
filed 1997-04-16
CIK 87009

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                           10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(S) OF THE SECURITIES ACT OF 1934


FOR THE QUARTER ENDED                       COMM. FILE #0-5169
   June 30, 1996


               SAWYER-ADECOR INTERNATIONAL, INC.
--------------------------------------------------------------
                  (Exact name of registrant)

    Arizona                                    95-2782920
--------------------------------------------------------------
(State of Incorporation)                    (IRS Employer
                                           Identification No.)


9608 Windham Court, Stockton, CA                  95209
--------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number:   (209) 473-2239


Securities registered pursuant
 to Section 12(b) of the Act:     None

Securities registered pursuant
 to Section 12(g) of the Act:     None

Indicate by check mark whether Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for at least the last 90 days.

                  Yes [ X ]        No [   ]

              Class                          Outstanding at
      Common Stock $0.20 par value           June 30, 1996
                                            3,015,551 share

                   PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

           See Financial Statements attached hereto as Exhibit "A".

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           The financial statements accurately portray the financial condition of the corporation.
           There were no significant changes in the financial statements when comparing the year end report with the quarter ending June 30, 1996.

           Pursuant to the requirements of the Securities
           Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           SAWYER ADECOR INTERNATIONAL, INC.





                By: /s/Carol Garvic
                    -------------------------
                    CAROL GARVIC, President

August 13, 1996

EXHIBIT A
---------          SAWYER-ADECOR INTERNATIONAL INC.
                           Balance Sheet

                                      3/31/96         6/30/96
                                   -----------     -----------
CURRENT ASSETS
    Cash and Cash Equivalents      $     1,829     $        72
    Marketable Securities                6,250           6,250
                                   -----------     -----------
        Total Current Assets             8,079           6,322

FIXED ASSETS
    Property and Equipment, Net
      of Accum. Depreciation
                                   -----------     -----------
        Total Assets               $     8,079     $     6,322
                                   ===========     ===========

 LIABILITIES AND SHAREHOLDER EQUITY

CURRENT LIABILITIES
    Accrued Payroll and
      Director Fee                 $     2,246     $     2,246

    Payroll Taxes Payable                2,383           1,105
                                   -----------     -----------
       Total Current Liabilities         4,629           3,351
                                   -----------     -----------

SHAREHOLDERS' EQUITY
     Common Stock Issued               567,219         567,219
     Paid in Capital                 2,859,352       2,859,352
     Retained Earnings (Deficit)    (3,423,121)     (3,423,600)
                                   -----------     -----------
       Total Stockholders Equity         3,450           2,971
                                   -----------     -----------
       Total Liabilities and
             Stock Equity          $     8,079     $     6,322
                                   ===========     ===========

                 SAWYER-ADECOR INTERNATIONAL INC.
         STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                   4/1/95 to        4/1/96 to
                                    3/31/96          6/30/96
                                   -----------     -----------
Income
    Royalty Income                 $       223     $
                                   -----------     -----------
OPERATING EXPENSES
    Officers Salary                     24,186
    Directors Fee                          800
    Taxes and Licenses                   1,100
    Payroll Taxes                        2,081
    Depreciation                            20
    Telephone                            1,333              98
    Office Supplies                      1,272              58
    Rent                                   150
    Audit and Bookkeeping Fee            2,050
    Sec Filing                                             250
    Bank Charges                           100              46
    Miscellaneous                          797
    Travel                                                  27
                                   -----------     -----------
         Total Operating Expenses       33,889             479

         Net Operating Loss            (33,666)           (479)

OTHER INCOME AND EXPENSE
    Interest Income                         43
    Unrealized Loss on M. Securities       (58)
    Miscellaneous Non-Op Income          4,985
                                   -----------     -----------
         Total Other Income              4,970
                                   -----------     -----------
         Net Loss                      (28,696)           (479)

Retained Earnings (Accum. Def.)
    Beginning of Year               (3,394,425)     (3,423,121)

Retained Earnings (Accum Def.)
    End of Year                     (3,423,121)     (3,423,600)