Form 10-Q
period 1996-09-30
OIL RETRIEVAL SYSTEMS INC
filed 1997-04-16
CIK 87009

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                           10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES ACT OF 1934


FOR THE QUARTER ENDED                       COMM. FILE #0-5169
  September 30, 1996


               SAWYER-ADECOR INTERNATIONAL, INC.
--------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


    Arizona                                    95-2782920
--------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer
 incorporation of organization)            Identification No.)


9608 Windham Court, Stockton, California          95209
--------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number:   (209) 473-2239

Securities registered pursuant
 to Section 12(b) of the Act:     None

Securities registered pursuant
 to Section 12(g) of the Act:     None

Indicate by check mark whether Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for at least the last 90 days.

                  Yes [ X ]        No [   ]

            Class                          Outstanding at
   Common Stock $0.20 par value          September 30, 1996
                                           3,013,551 shares

                   PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

           See Financial Statements attached hereto as Exhibit "A".

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           The financial statements accurately portray the financial condition of the corporation.
           There were no significant changes in the financial statements when comparing the quarters ending June 30 and September 30, 1996.

           Pursuant to the requirements of the Securities
           Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           SAWYER ADECOR INTERNATIONAL, INC.





                By: /s/Carol Garvic
                    -------------------------
                    CAROL GARVIC, President

November 13, 1996

EXHIBIT A
---------         SAWYER-ADECOR INTERNATIONAL INC.
                           Balance Sheet


                                      6/30/96        9/30/96
                                   -----------    ------------
ASSETS
    Cash and Cash Equivalents      $        72     $     1,637
    Marketable Securities                6,250
                                   -----------     -----------
        Total Current Assets             6,322           1,637

FIXED ASSETS
    Property and Equipment, Net
      of Accum. Depreciation
                                   -----------     -----------
        Total Assets               $     6,322     $     1,637
                                   ===========     ===========


 LIABILITIES AND SHAREHOLDER EQUITY


CURRENT LIABILITIES
    Accrued Payroll and
      Directors Fee                $     2,246     $       246
    Accrued Other Expenses                               1,800
    Payroll Taxes Payable                1,105           1,759
                                   -----------     -----------
       Total Liabilities                 3,351           3,805
                                   -----------     -----------

SHAREHOLDERS' EQUITY
     Common Stock Issued               567,219         567,219
     Paid in Capital                 2,859,352       2,859,352
     Retained Earnings (Deficit)    (3,423,600)     (3,428,739)
                                   -----------     -----------
       Total Stockholders Equity         2,971          (2,168)
                                   -----------     -----------
       Total Liabilities and
             Stock Equity          $     6,322     $     1,637
                                   ===========     ===========

                 SAWYER-ADECOR INTERNATIONAL INC.
         STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                   4/1/96 to        7/1/96 to
                                    6/30/96          9/30/96
                                   -----------     -----------
Income
    Royalty Income                 $               $        48
                                   -----------     -----------
TOTAL INCOME                       $               $        48


OPERATING EXPENSES
    Auto & Travel                           27             158
    Office Expense                          58             207
    Audit and Bookkeeping Fee                            2,650
    Sec Filing                             250              45
    Telephone                               98             299
    Bank Charges                            46              51
    Taxes                                                  201
                                   -----------     -----------
         Total Operating Expenses           479           3,611


OTHER INCOME AND EXPENSE
    Loss on Sale of Stock                                1,575
                                   -----------     -----------
         Net Loss                  $      (479)    $    (5,138)

Retained Earnings (Accum. Def.)
    Beginning                      $(3,423,121)     (3,423,600)

Retained Earnings (Accum Def.)
    Ending                          (3,423,600)     (3,428,738)