Form 10-Q
period 1996-12-31
OIL RETRIEVAL SYSTEMS INC
filed 1997-04-16
CIK 87009

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                           10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES ACT OF 1934


FOR THE QUARTER ENDED                       COMM. FILE #0-5169
  December 31, 1996


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

                  Yes [ X ]        No [   ]

            Class                          Outstanding at
   Common Stock $0.20 par value           December 31, 1996
                                           3,013,551 shares

                   PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

           See Financial Statements attached hereto as Exhibit "A".

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           The financial statements accurately portray the financial condition of the corporation.
           There were no significant changes in the financial statements when comparing the quarters ending September 30, 1996 and December 31, 1996.

           Pursuant to the requirements of the Securities
           Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           SAWYER ADECOR INTERNATIONAL, INC.



                By: /s/Carol Garvic
                    -------------------------
                    CAROL GARVIC, President

February 14, 1997

EXHIBIT A
---------         SAWYER-ADECOR INTERNATIONAL INC.
                           Balance Sheet


                                      9/30/96       12/31/96
                                   -----------    ------------
CURRENT ASSETS
    Cash and Cash Equivalents      $     1,637     $       109
                                   -----------     -----------
        Total Current Assets             1,637             109

FIXED ASSETS
    Property and Equipment, Net
      of Accum. Depreciation
                                   -----------     -----------
        Total Assets               $     1,637     $       109
                                   ===========     ===========


 LIABILITIES AND SHAREHOLDER EQUITY


CURRENT LIABILITIES
    Accrued Payroll and
      Directors Fee                $       246     $       246
    Accrued Other Expenses               1,800           1,800
    Payroll Taxes Payable                1,759           1,121
                                   -----------     -----------
       Total Liabilities                 3,805           3,167
                                   -----------     -----------

SHAREHOLDERS' EQUITY
     Common Stock Issued               567,219         567,219
     Paid in Capital                 2,859,352       2,859,352
     Retained Earnings (Deficit)    (3,428,739)     (3,429,629)
                                   -----------     -----------
       Total Stockholders Equity        (2,168)         (3,058)
                                   -----------     -----------
       Total Liabilities and
             Stock Equity          $     1,637     $       109
                                   ===========     ===========

                 SAWYER-ADECOR INTERNATIONAL INC.
         STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                     9/30/96        12/31/96
                                   -----------     -----------
Income
    Royalty Income                 $        48     $
                                   -----------     -----------
TOTAL INCOME                       $        48     $


OPERATING EXPENSES
    Auto & Travel                          158
    Office Expense                         207             204
    Audit and Bookkeeping Fee            2,650
    Sec Filing                              45              10
    Telephone                              299             677
    Bank Charges                            51
    Taxes                                  201
                                   -----------     -----------
         Total Operating Expenses        3,611             891


OTHER INCOME AND EXPENSE
    Loss on Sale of Stock                1,575
                                   -----------     -----------
         Net Loss                  $    (5,138)    $      (891)

Retained Earnings (Accum. Def.)
    Beginning                      $(3,423,600)     (3,428,738)

Retained Earnings (Accum Def.)
    Ending                          (3,428,738)     (3,429,629)